Form 10-Q
period 2007-06-30
Arcade Acquisition Corp.
filed 2007-08-13
CIK 1390449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 000-51444

Arcade Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-8348580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

62 La Salle Road, Suite 304

West Hartford, CT 06107

(Address of Principal Executive Offices including zip code)

(860) 236-0929

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒      No   ☐

There were 10,500,000 shares of the Registrant’s Common Stock issued and outstanding on August 10, 2007.

Arcade Acquisition Corp.

(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEET

(unaudited)

June 30, 2007

ASSETS

Current assets, cash	$266,811

Other assets, cash held in Trust Fund	68,188,436

$68,455,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$51,277
Income taxes payable	123,873

Total current liabilities	175,150

Long-term liabilities, deferred underwriters’ fee	1,690,500

Common stock, subject to possible redemption, 2,587,499 shares at redemption value	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—
Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding, (including 2,587,499 shares subject to possible redemption)	1,051
Additional paid-in capital	46,033,880
Retained earnings accumulated during development stage	204,174

Total stockholders’ equity	46,239,105

$68,455,247

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2007	For the period January 30, 2007 (date of inception) to June 30, 2007

Revenues	$—	$—

Formation, general and adminstrative expenses	20,896	24,185

Loss from operations	(20,896)	(24,185)

Other income (expense)
Interest and dividend income	354,238	354,443
Interest expense	(1,569)	(2,211)

Income before provision for income taxes	331,773	328,047

Provision for income taxes	123,873	123,873

Net income	$207,900	$204,174

Weighted average number of common shares outstanding, basic and diluted	5,591,667	4,090,232

Net income per common share, basic and diluted	$0.04	$0.05

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the period January 30, 2007 (date of inception) to June 30, 2007

	Common Stock		Additional Paid-in	Retained Earnings Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to existing shareholders on February 13, 2007 at $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007			2,000,000		2,000,000

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	55,919,024		55,919,774

Common stock subject to possible redemption, 2,249,999 shares			(17,744,994)		(17,744,994)

Proceeds from issuance of an option to the underwriters on May 25, 2008			100		100

Sale of 1,125,000 units on June 7, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 337,500 shares subject to possible redemption)	1,125,000	113	8,440,438		8,440,551

Common stock subject to possible redemption, 337,500 shares			(2,605,500)		(2,605,500)

Net income				204,174	204,174

Balances, June 30, 2007	10,500,000	$1,051	$46,033,880	$204,174	46,239,105

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended June 30, 2007	For the period January 30, 2007 (date of inception) to June 30, 2007

Cash flows from operating activities
Net income	$207,900	$204,174
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accrued expenses	6,203	8,045
Income taxes payable	123,873	123,873

Net cash provided by operating activities	337,976	336,092

Cash used in investing activities, cash held in Trust Account	(68,188,436)	(68,188,436)

Cash flows from financing activities
Proceeds from notes payable, stockholders	75,000	225,000
Repayment of notes payable, stockholders	(225,000)	(225,000)
Proceeds from issuance of common stock	—	25,000
Proceeds from issuance of warrants	2,000,000	2,000,000
Gross proceeds from public offering	69,000,000	69,000,000
Payments for underwriters’ discount and offering cost	(2,735,683)	(2,905,945)
Proceeds from issuance of option	100	100

Net cash provided by financing activities	68,114,417	68,119,155

Net increase in cash	263,957	266,811

Cash, beginning of period	2,854	—

Cash, end of period	$266,811	$266,811

Supplemental schedule of non-cash financing activities:

Accrued offering costs	$43,230	$43,230

Deferred underwriters’ fees	$1,690,500	$1,690,500

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

Notes to Interim Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of June 30, 2007, and for the period January 30, 2007 (date of inception) to June 30, 2007, and for the quarter ended June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Arcade Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 30, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, an operating business (“Business Combination”). As of June 30, 2007, the Company has neither acquired an entity nor engaged in any operations. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its calendar year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on May 21, 2007.  The Company completed a private placement (the “Private Placement”) on May 23, 2007 and received gross proceeds of $2,000,000.  The Company consummated the Public Offering on May 25, 2007 and received gross proceeds of $60,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering of Units (as defined in Note D) (collectively, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to approximately 98.3%  of the gross proceeds (98.6% prior to the exercise of the underwriters’ over-allotment option) has been placed in a trust account (the “Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds, plus up to $2 million of income earned on funds in the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATION (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated. In the event a Business Combination is consummated, public stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on and held in the Trust Account, net of income taxes payable on such interest income. However, voting against the Business Combination alone will not constitute an election to exercise a stockholder’s redemption rights. All of the Company’s stockholders prior to the Public Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that holders of more than 20% but less than 30% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s initial stockholders have agreed to forfeit, on a pro rata, basis and return to us for cancellation, that number of shares (up to a maximum of 234,375) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such Business Combination after giving effect to the redemption (without taking into account any shares that they may acquire in the aftermarket). If any such shares are forfeited, the financial statements subsequent to such forfeiture would reflect a decrease in total shares outstanding.

In the event that the Company does not consummate a Business Combination by May 21, 2009, our corporate existence will cease and the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Common stock:

On May 15, 2007, the Company effected a 1.2-for-one stock split in the form of a dividend, which resulted in the issuance of an additional 312,500 shares to the Company’s stockholders. The Company’s interim financial statements give retroactive effect to the stock split.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the interim balance sheet.

Earnings per share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.”  Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  At June 30, 2007, the effect of the 11,375,000 warrants (including 2,000,000 outstanding warrants issued in connection with the Private Placement) have not been considered in the diluted net income per share since the warrants are contingently exercisable.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates:

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Deferred offering costs of approximately $534,000 consist principally of legal, accounting, and printing fees incurred through the date of the Public Offering (see Note D).  These costs, together with the underwriter discount,  were charged to capital upon the completion of the Public Offering.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Preferred stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Impact of recently issued accounting standard:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption does not have a material impact on the Company’s financial position or results of operations.

Income taxes:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE D—PUBLIC OFFERING

On May 25, 2007, the Company consummated the sale of 7,500,000 units (“Units”) at a price of $8.00 per Unit in the Public Offering . On June 7, 2007, the underwriters exercised their over-allotment option and purchased an additional 1,125,000 Units at the offering price of $8.00 per Unit.  Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) May 21, 2008 or (ii) the completion of a Business Combination, and expires on May 21, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

NOTE E—ACCRUED EXPENSES

Accrued expenses at June 30, 2007 consist of approximately $43,000 related to professional fees incurred in connection with the Offering, $7,000 related to D&O insurance and $1,000 for transfer agent fees and other operating expenses.

NOTE F—RELATED PARTY TRANSACTIONS

On February 5, 2007 and April 4, 2007, the Company issued two unsecured promissory notes to an affiliate of the Company’s officers and directors, Arcade Partners, LLC, in the aggregate amount of $225,000. The notes, which bore interest at 4% per annum, were repaid on May 25, 2007.

On February 13, 2007, the Company issued 1,875,000 shares of common stock (the “Initial Shares”) for proceeds of $25,000 to the officers and directors of the Company and an affiliate of the Company’s officers and directors.

The Company has a service agreement with Arcade Partners, LLC, an affiliate of the Company’s officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.

On May 23, 2007, Arcade Acquisition Investors, LLC, an affiliate of the Company’s officers and directors, purchased, in the Private Placement, 2,000,000 warrants at $1.00 per warrant (the “Insider Warrants”). The aggregate proceeds of the Private Placement of $2,000,000 are being held in the Trust Account described in Note A. Arcade Acquisition Investors, LLC has agreed that it will not sell or otherwise transfer the Insider Warrants until after the Company consummates a Business Combination other than to its members in proportion to their membership interests, which members are subject to the same restriction on transferability, except in certain limited circumstances.

NOTE G—COMMITMENTS AND CONTINGENCIES

The Company paid an underwriting discount of 3.5% of the gross offering proceeds to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The deferred underwriting discount of $2,415,000 will be forfeited in its entirety in the event there is no Business Combination, and is net of $724,500 that is subject to forfeiture in the event the maximum possible number of shares entitled to redemption concurrently with the approval of a Business Transaction are actually redeemed. The underwriters will not be entitled to any interest accrued on the deferred discount.

The Company sold to the underwriters, for $100, an option to purchase up to a total of 750,000 units at a per-unit price of $10.00 that expires on May 21, 2012. The units issuable upon exercise of this option are identical to those sold in the Public Offering except that warrants included in the option have an exercise price of $7.00. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholder’s equity.

NOTE G — COMMITMENTS AND CONTINGENCIES (continued)

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $2.35 per unit, or approximately $1,760,000 in total, using an expected life of five years, volatility of 32.9% and a risk-free interest rate of 4.81%. The volatility calculation of 32.9% was based on the most recent trading day average volatility of a representative sample of 21 blank check companies that completed a business combination and have a sufficient subsequent trading history (the “Sample Companies”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depends on a number of factors that could not be ascertained at that time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

NOTE H—INCOME TAXES

For the period January 30, 2007 (date of inception) to June 30, 2007 and the three months then ended,  the tax provision consisted of approximately $116,000 related to the federal tax provision and approximately $7,900 related to the state tax provision for an aggregate of $123,900.

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $8,400 at June 30, 2007 was established for these start-up expenditures, as well as a fully offsetting valuation allowance.

The effective tax rate differs from the statutory rate for the period presented due to the establishment of the valuation allowance.

NOTE I—REGISTRATION RIGHTS

The holders of the Initial Shares and the Insider Warrants (and underlying securities), are entitled to certain registration rights.  The holders of the majority of the Initial Shares will be entitled to make up to two demands that the Company register such securities at any time after their release from escrow.  The  holders of a majority of the Insider Warrants (or underlying securities) are entitled to one demand that the Company register such securities at any time after the Company consummates a business combination.  In addition, such holders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. On the date of the Public Offering, all of our initial stockholders placed their Initial Shares and Insider Warrants into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, we engage in a subsequent transaction resulting in our stockholders having the right to exchange their shares for cash or other securities or if we liquidate and dissolve.  The Insider Warrants will not be released from escrow until 30 days after the completion of a Business Combination.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of  activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on January 30, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  Our initial Business Combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.  We intend to utilize cash derived from the proceeds of our recently completed Private Placement and Public Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a Business Combination.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48.  The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Liquidity and Capital Resources

On May 25, 2005, we consummated our Public Offering of 7,500,000 units.  Each unit consists of one share of common stock and one redeemable common stock purchase warrant.  On June 7, 2007, the underwriters exercised their over-allotment option and purchased an additional 1,125,000 Units.  Each

Warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  Our common stock and warrants started trading separately as of June 14, 2007.

The net proceeds from the sale of our Units (including the underwriters’ over-allotment option) and the Insider Warrants, after deducting certain offering expenses of approximately $2,949,000, including underwriting discounts of approximately $2,415,000, were approximately $68,085,000. Of this amount, $67,835,000 is being held in the Trust Account and the remaining proceeds are being held outside of the Trust Account. The remaining proceeds, along with up to $2,000,000 in interest earned on the funds in the Trust Account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Including the $2,000,000 in interest available to us, we believe we will have sufficient available funds outside of the Trust Account to operate through May 21, 2009, assuming that a Business Combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a Business Combination.

Results of Operations for the period January 30, 2007 (date of inception) to June 30, 2007

For the period from January 30, 2007 (date of inception) through June 30, 2007, we had net income of $204,174, derived from interest income less operating expenses.

Commencing on May 21, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from Arcade Partners, LLC, an affiliate of our executive officers and directors.  In addition, on February 5, 2007 and April 4, 2007, pursuant to two promissory notes, we borrowed an aggregate amount of $225,000 from Arcade Partners, LLC. The notes, which bore interest at 4% per annum, were repaid on May 25, 2007.

Off Balance-Sheet Arrangements

Warrants issued in conjunction with our Public Ofering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements,  The Warrants meet the scope exception in paragraph 11(a) in SFAS No. 133 “Accounting  for Devrivative Instruments and Hedging Activities” and, accordingly, are not accounted for as equity.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of the Offering held in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled ‘‘Risk Factors’’ in our Prospectus on Form 424(b)(3), filed on May 22, 2007, which could materially affect our business, financial condition or future results. The risks described in our Prospectus are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2007, we completed the Private Placement and the Public Offering.  The total net proceeds of the Offering (including the subsequent exercise of the underwriters’ over-allotment option) were approximately $68,085,000, of which approximately $67,835,000 is being held in the Trust Account.  Through June 30, 2007, approximately $24,000 of net proceeds were used for operating expenses, including the $7,500 monthly fee to Arcade Partners, LLC and D&O insurance.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer and (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1

Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADE ACQUISITION CORP.

August 13, 2007	By:	/s/Jonathan Furer
Jonathan Furer
Chairman of the Board and Chief Executive Officer