Form 10-Q
period 2007-09-30
Arcade Acquisition Corp.
filed 2007-11-13
CIK 1390449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-51444

Arcade Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-8348580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

62 La Salle Road, Suite 304

West Hartford, CT 06107

(Address of Principal Executive Offices including zip code)

(860) 236-6320

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

There were 10,500,000 shares of the Registrant’s Common Stock issued and outstanding on November 10, 2007.

Arcade Acquisition Corp.

(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEET

(unaudited)

September 30, 2007
ASSETS

Current assets
Cash	$1,039,289
Prepaid expense	39,362

Total current assets	1,078,651

Other assets
Investment in Trust Account	68,080,540
Deferred tax asset	38,000

Total other assets	68,118,540

$69,197,191
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$32,304
Income taxes payable	394,240

Total current liabilities	426,544

Long-term liabilities, deferred underwriters’ fee	1,690,500

Common stock, subject to possible redemption, 2,587,499 shares at redemption value	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—
Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding, (including 2,587,499 shares subject to possible redemption)	1,051
Additional paid-in capital	46,033,880
Retained earnings	694,724

Total stockholders’ equity	46,729,655

$69,197,191

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2007	For the period January 30, 2007 (inception) to September 30, 2007
Revenues	$—	$—

Formation, general and adminstrative expenses	102,735	126,920

Loss from operations	(102,735)	(126,920)

Other income (expense)
Interest and dividend income	860,652	1,215,095
Interest expense	—	(2,211)

Income before provision for income taxes	757,917	1,085,964

Provision for income taxes	267,367	391,240

Net income	$490,550	$694,724

Weighted average number of common shares outstanding, basic and diluted	10,500,000	6,500,516

Net income per common share, basic and diluted	$0.05	$0.11

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the period January 30, 2007 (inception) to September 30, 2007

				Retained Earnings
			Additional	Accumulated	Total
	Common Stock		Paid-in	During Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to existing shareholders on February 13, 2007 at $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007			2,000,000		2,000,000

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 2,249,999 shares subject to possible redemption)	7,500,000	750	55,919,024		55,919,774

Common stock subject to possible redemption, 2,249,999 shares			(17,744,994)		(17,744,994)

Proceeds from issuance of an option to the underwriters on May 25, 2008			100		100

Sale of 1,125,000 units on June 7, 2007 at a price of $8 per unit, net of underwriters’ discount and offering costs (including 337,500 shares subject to possible redemption)	1,125,000	113	8,440,436		8,440,549

Common stock subject to possible redemption, 337,500 shares			(2,605,498)		(2,605,498)

Net income				694,724	694,724

Balances, September 30, 2007	10,500,000	$1,051	$46,033,880	$694,724	$46,729,655

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

For the period January 30, 2007 (inception) to September 30, 2007

Cash flows from operating activities
Net income	$694,724
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax asset	(38,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expense	(39,362)
Accrued expenses	32,304
Income taxes payable	394,240

Net cash provided by operating activities	1,043,906

Cash used in investing activities, investment in Trust Account	(68,080,540)

Cash flows from financing activities
Proceeds from notes payable, stockholders	225,000
Repayment of notes payable, stockholders	(225,000)
Proceeds from issuance of common stock	25,000
Proceeds from issuance of warrants	2,000,000
Gross proceeds from public offering	69,000,000
Payments for underwriters’ discount and offering cost	(2,949,177)
Proceeds from issuance of option	100

Net cash provided by financing activities	68,075,923

Net increase in cash	1,039,289

Cash, beginning of period	—

Cash, end of period	$1,039,289

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$2,211

Taxes	$35,000

Supplemental schedule of non-cash financing activities:

Deferred underwriters’ fees	$1,690,500

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

Notes to Interim Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of September 30, 2007, and for the period January 30, 2007 (date of inception) to September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Arcade Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 30, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, an operating business (“Business Combination”). As of September 30, 2007, the Company has neither acquired an entity nor engaged in any operations. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its calendar year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on May 21, 2007.  The Company completed a private placement (the “Private Placement”) on May 23, 2007 and received gross proceeds of $2,000,000.  The Company consummated the Public Offering on May 25, 2007 and received gross proceeds of $60,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering of Units (as defined in Note D) (collectively, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to approximately 98.3%  of the gross proceeds of the Public Offering (98.6% prior to the exercise of the underwriters’ over-allotment option) has been placed in a trust account (the “Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds, plus up to $2 million of income earned on funds in the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated. In the event a Business Combination is consummated, public stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on and held in the Trust Account, net of income taxes payable on such interest income. However, voting against the Business Combination alone will not constitute an election to exercise a stockholder’s redemption rights. All of the Company’s stockholders prior to the Public Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock acquired by them prior to the Public Offering in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that holders of more than 20% but less than 30% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s initial stockholders have agreed to forfeit, on a pro rata, basis and return to us for cancellation, that number of shares (up to a maximum of 234,375) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such Business Combination after giving effect to the redemption (without taking into account any shares that they may have acquired in the aftermarket). If any such shares are forfeited, the financial statements subsequent to such forfeiture would reflect a decrease in total shares outstanding.

In the event that the Company does not consummate a Business Combination by May 21, 2009, our corporate existence will cease and the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings.

NOTE C—SUMMARY OF SELECT SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.”  Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  At September 30, 2007, the effect of the 11,375,000 warrants (including 2,000,000 outstanding warrants issued in connection with the Private Placement) have not been considered in the diluted net income per share since the warrants are contingently exercisable.

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

Adoption of new accounting standard:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption does not have a material impact on the Company’s financial position or results of operations.

Impact of recently issued accounting standard:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the financial position, operating results and cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the financial position, operating results and cash flows of the Company.

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

NOTE E—ACCRUED EXPENSES

Accrued expenses at September 30, 2007 consist of approximately $3,300 related to professional fees and approximately $29,000 related to franchise tax fees.

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

The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $2.35 per unit, or approximately $1,760,000 in total, using an expected life of five years, volatility of 32.9% and a risk-free interest rate of 4.81%. The volatility calculation of 32.9% was based on the most recent trading day average volatility of a representative sample of 21 blank check companies that completed a business combination and had a sufficient subsequent trading history (the “Sample Companies”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depends on a number of factors that could not be ascertained at that time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

NOTE H—INCOME TAXES

For the three months ended September 30, 2007 and the period January 30, 2007 (inception) to September 30, 2007, the components of the provision for income taxes are as follows:

		For the period
	For the three months	January 30, 2007
	ended	(inception to)
	September 30, 2007	September 30, 2007

Current:
Federal	$286,056	$402,077
State	19,311	27,163
Deferred:
Federal	(38,000)	(38,000)

	$267,367	$391,240

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $38,000 at September 30, 2007 was established for these start-up expenditures.

The effective tax rate differs from the statutory rate for the period presented due to the removal of the valuation allowance during the three months ended September 30, 2007.

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

Results of Operations for the period January 30, 2007 (date of inception) to September 30, 2007

For the period from January 30, 2007 (date of inception) through September 30, 2007, we had net income of $694,724, derived from interest income less operating expenses.

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

Off Balance-Sheet Arrangements

We have not entered into any off balance-sheet financial arrangements, and have not established any special purpose entities.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2007, we completed the Private Placement and the Public Offering.  The total net proceeds of the Offering (including the subsequent exercise of the underwriters’ over-allotment option) were approximately $68,085,000, of which approximately $67,835,000 is being held in the Trust Account.  Through September 30, 2007, approximately $127,000 of net proceeds were used for operating expenses, including the $7,500 monthly fee to Arcade Partners, LLC, franchise tax fees and D&O insurance.

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

ARCADE ACQUISITION CORP.

November 13, 2007	By:	/s/ Jonathan Furer
Jonathan Furer
Chief Executive Officer