Form 10-K
period 2007-12-31
Arcade Acquisition Corp.
filed 2008-03-05
CIK 1390449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-52632

Arcade Acquisition Corporation

(Name of issuer as specified in its charter)

Delaware	20-8348580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

62 La Salle Road, Suite 304

West Hartford, CT 06107
(address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (860) 236-6320

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting compnay. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒  No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $62,962,500 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of March 3, 2008).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,500,000 at March 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.                                   Business

Introduction

We were formed on January 30, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses.

On May 25, 2007, we consummated our initial public offering of 7,500,000 units. Each  unit consists of one share of common stock and one redeemable common stock purchase warrant.  On June 7, 2007, the underwriters exercised their over-allotment option and purchased an additional 1,125,000 units. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  Our common stock and warrants started trading separately as of June 14, 2007.  Immediately prior to the consummation of our initial public offering, on May 23, 2007, we completed a private placement of 2,000,000 warrants to an affiliate of our directors and executive officers and received gross proceeds of $2,000,000.

The net proceeds from the sale of our units (including the exercise by the underwriters of their over-allotment option) and the private placement of warrants, after deducting certain offering expenses of approximately $2,949,000, including underwriting discounts of approximately $2,415,000, were approximately $68,051,000. Of this amount, $67,835,000 (which includes $2,415,000 in deferred underwriting discounts) is being held in the trust account established in connection with our initial public offering. The remaining proceeds, along with up to $2,000,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our efforts in identifying a prospective target business will not be limited to any particular industry or geographic location. Instead, we intend to focus on industries and target businesses that may provide significant opportunities for growth.

Pursuant to our amended and restated certificate of incorporation, the initial business combination must be a transaction with one or more operating businesses in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our public offering  and the private placement, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds from our public offering and the private placement are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. We intend to seek a business combination from among private businesses, corporate divestitures, and portfolio companies of private equity funds. We believe that the background and track record of our management team positions us to identify target acquisitions and to effect a business combination. In seeking a business combination we will consider the following sources:

•                  Private Companies.   Owners of privately-held companies seeking liquidity or financing for additional growth opportunities are often interested in a sale to or a merger with a well-capitalized public company.

•                  Corporate Divestitures.   Corporate divestitures continue to represent an opportunity to acquire operating divisions or subsidiaries from companies that embark on transformation plans and seek to divest non-core assets.

•                  Portfolio Companies of Private Equity Fund.   Private equity funds generally have finite lives and must seek exit transactions for their portfolio companies in order to liquidate and/or distribute the fund assets to their limited partners following a predetermined term (which may include extensions).

Our business strategy

Our management has substantially unrestricted flexibility in identifying and selecting a prospective target business. While we have not established specific attributes or criteria for prospective target businesses we believe the following factors to be important in evaluating prospects. However, we may decide to enter into a business combination with a target business or businesses that do not meet some or all of these criteria and guidelines.

•                  Positive and reliable cash flow.   We will generally seek to acquire established companies with a history of positive and reliable cash flow (earnings before interest, taxes, depreciation and amortization). We generally intend to avoid business start-ups and companies that we perceive as having significant technology risk or speculative business profiles. We also intend to focus on companies where there are opportunities for substantial growth, either organically or through acquisitions, and where such growth allows for enhanced profit margins through economies of scale.

•                  Experienced management team.   We believe that experienced and seasoned management that has been tested and proven through one or more complete business cycles constitutes an important determinant for success. Accordingly, we will weigh the quality and caliber of management as well as its depth as an important criterion in our evaluation of target business opportunities.

•                  Competitive position in industry.   We will seek to evaluate the strengths and weaknesses of target businesses, particularly with respect to their competitive position in the marketplace. In seeking to determine the competitive advantages of a business, we will consider product quality, customer loyalty, market share, brand strength, switching costs (both for customers and suppliers), intellectual property protection and other intangible assets as well as the customary financial measures such as growth, profitability and capitalization. We will favor businesses that are market share leaders within their respective industries and those that are positioned for growth. In addition, in evaluating competitive advantages, we will seek to ascertain and confirm their sustainability.

We are not limited to a specific target industry

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses and in which the collective fair market value of the target business or businesses is at least 80% of our net assets at the time of the business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates. In no event, however, will we pay any of our existing executive officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

In evaluating a prospective target business, our management will consider, among other factors, the following:

•                  financial condition and results of operation;

•                  growth potential;

•                  experience and skill of management and availability of additional personnel;

•                  capital requirements;

•                  competitive position;

•                  barriers to entry into other industries;

•                  stage of development of the products, processes or services;

•                  degree of current or potential market acceptance of the products, processes or services;

•                  proprietary features and degree of intellectual property or other protection of the products, processes or services;

•                  regulatory environment of the industry; and

•                  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us. Nevertheless, upon the completion of such due diligence, we may consummate a business combination with a business target which does not possess the foregoing characteristics.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing officers and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of business combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least equal to 80% of our net assets at the time of the business combination. In the event we determine to simultaneously acquire several businesses and such businesses are owned by different sellers and one or more the businesses do not, on a stand-alone basis meet the 80% test, we may need one or more of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of one or more of the other acquisitions, which may make it more difficult for us, and delay our ability to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. We may further seek to acquire a target business that has a fair market value in excess of 80% of our net assets by raising additional funds through the sale of our securities, through loans or a combination of both. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated independent investment banking firm with respect to the satisfaction of such criteria.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. If we are able to consummate only a single business combination, our lack of diversification may:

•      subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•                  result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our executive officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our executive officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable law. In connection with seeking stockholder approval of a business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our executive officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares of common stock included in units purchased by any of our initial stockholders in our initial public offering or following such offering, in the open market. Our initial stockholders have agreed to vote any such shares they purchase in favor of any business combination negotiated by our executive officers. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their redemption rights.  A 20% threshold has been more typical for blank check companies. We have increased the threshold to reduce the risk of a small group of stockholders exercising undue influence on the approval process and make it easier for us to receive stockholder approval for a business combination. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this increase in the customary redemption threshold may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per share redemption price will be equal to the aggregate amount then on deposit in the trust account, including a pro-rata share of the deferred underwriting discount and any interest earned on the trust account, net of income taxes payable on such interest and after release of up to $2,000,000 of interest income earned on the trust account, after tax, to fund working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into account any interest earned on the trust account, the initial per share redemption price was approximately $7.86, which includes $0.28 being held in the trust account attributable to the deferred underwriting discount, or $0.14 less than the per unit offering price of $8.00. As of December 31, 2007 the amount held in trust was $7.86 per share. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, redeeming stockholders will be sent instructions on how to tender their shares of common stock and when they should expect to receive the redemption amount.  If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares of common stock who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their shares of common stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the shares of common stock sold in our initial public offering exercise their redemption rights. Our initial stockholders are not entitled to redeem any shares of common stock held by them whether acquired by them prior to, as part of or after our initial public offering, for a pro rata share of the trust account in connection with a business combination.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 21, 2009. This provision may not be amended without the affirmative vote of 95% of the shares issued in our initial public offering except in connection with the consummation of a business combination. If we have not completed a business combination by May 21, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by May 21, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by May 21, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, net of taxes (up to $2,000,000 of interest, if any may be used to fund our working capital requirements), plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

There will be no distribution from the trust account or otherwise with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution (currently anticipated to be no more than approximately $15,000) from our remaining assets outside of the trust account.

If we were to expend all of the funds available to us for working capital, other than the proceeds deposited in the trust account, and without taking into account future interest, if any, earned on the trust account, the  per-share liquidation price as of December 31, 2007 was $7.86, or $0.14 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Our executive officers and directors have agreed to indemnify us, jointly and severally pro rata according to their beneficial interest in our company immediately prior to our initial public offering, for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than the $7.86, plus interest then held in the trust account.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.86 per share.

Amended and restated certificate of incorporation

Our amended and restated certificate of incorporation requires that we obtain the affirmative vote of holders of 95% of the shares issued in our initial public offering to amend certain provisions of our amended and restated certificate of incorporation. However, the validity of such supermajority voting provisions under Delaware law has not been settled. A court could conclude that such supermajority voting consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, certain provisions of the amended and restated certificate of incorporation would be amendable without such supermajority consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•                  our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•                  our obligation to redeem into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•                  our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a public entity may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Officers and Employees

We have three officers, all of whom serve as members of our board of directors. Although these individuals are not obligated to contribute any specific number of hours per week to our business, they will devote such time as they deem necessary to our affairs.

Item 1A.                          Risk Factors

Risks associated with our business

We are a development stage company with no operating history and, accordingly, there is limited  basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Since we do not have an operating history, there is limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that an initial business combination will occur.

If we are unable to complete a business combination and are forced to liquidate, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination prior to May 21, 2009, and are forced to liquidate our assets, the per share liquidation may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. As of December 31, 2007 the per share liquidation value would have been $7.86 per share.  While we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, and our executive officers and directors have agreed to indemnify us under certain circumstances for such liabilities and obligations, we cannot assure you, where it is subsequently determined that the reserve for liabilities is insufficient, that stockholders will not be liable for such amounts to creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation amount receivable by our public stockholders could be less than $7.86 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we are obligated to have all significant vendors and service providers and all prospective target businesses waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they would not be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and due to claims of such creditors, the per share liquidation price could be less than the initial $7.86 per share held in the trust account, plus interest (net of (1) any taxes due on such interest, which taxes, if any, shall be paid from the trust account and (2) any amounts that may have been released to us to fund working capital requirements). If we are unable to complete a business combination and are forced to liquidate, each of our executive officers and directors has jointly and severally agreed to reimburse us for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that our executive officers and directors will be able to satisfy those obligations. In addition, our executive officers and directors have not agreed to reimburse us for any debts or obligations to vendors that do not represent service fees (and related disbursements) or product purchase prices but relate to a potential tort claim. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account the per share liquidation distribution would be less than the initial $7.86 per share held in the trust account.

The fact that we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in our initial public offering exercise their redemption rights, rather than the 20% threshold of many other blank check companies, may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Unlike many other blank check companies which have a 20% redemption threshold, we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in our initial public offering exercise their redemption rights, which may make it easier for us to receive stockholder approval for a business combination. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination meeting the 80% of our net assets test that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this higher redemption threshold of 30% may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of our initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419.

Our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them in connection with the liquidation of the trust account.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of our initial public offering. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders within 10 business days after the 24 month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 21, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since we are not limited to a particular industry or prospective target business with which to complete a business combination, investors may be unable to currently ascertain the merits or risks of the industry or target business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our company than a direct investment, if an opportunity were available, in a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

As of February 26, 2008, based upon publicly available information, we have identified approximately 153  blank check companies that have gone public since August 2003. Of these companies, only 47 have completed a business combination, while 8 have liquidated or will be liquidating. The remaining approximately 98  blank check companies have more than $16.0 billion in trust and are seeking to complete business acquisitions. Of these companies, only 24 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. In addition, there are 74 blank check companies seeking to raise approximately $12.8 billion that have filed registration statements and will be seeking to complete business combinations. Furthermore, the fact that only 47 of such companies have completed business combinations and only 24 other of such companies have entered into definitive agreements or letters of intent for business combinations, and 8 have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

We may issue a substantial number of additional shares of common stock or preferred shares, or a combination of common stock and preferred shares, to complete a business combination. The issuance of additional common stock or preferred shares:

•                  may significantly reduce the equity interest of our existing stockholders;

•                  could cause a change in control if a substantial number of our shares of common stock are issued and in the event of a change of control most likely result in the resignation or removal of our present officers and directors;

•                  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock; and

•                  may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•                  default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•                  covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•                  our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination will be dependent upon the efforts of our key personnel. In addition, the future role of our key personnel and our directors following a business combination cannot presently be fully ascertained. It is likely that we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as U.S. securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our executive officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, hampering our ability to consummate a business combination.

Our executive officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our executive officers and directors may be involved or in the future may become affiliated with other businesses, including other blank check companies, which could cause a conflict of interest as to which business they may present a viable acquisition opportunity.

Our executive officers and directors may be involved or in the future may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by

us. For example, Messrs. Furer, Chapman and Rahman are directors of KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation, a blank check company) and principals of Arcade Partners, LLC, a private equity firm. Our executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our existing executive officers and directors, or their respective affiliates, own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our executive officers and directors, or their respective affiliates, as applicable, have waived the right to receive distributions upon our liquidation upon our failure to complete a business combination with respect to shares of common stock they purchased prior to our initial public offering. Additionally, an entity affiliated with our officers and directors purchased certain warrants in a private placement immediately prior to our initial public offering. The shares of common stock owned by our executive officers and directors and their affiliates prior to our public offering and the warrants owned by an entity affiliated with our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination on a timely basis. Consequently, our executive officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our initial stockholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our initial stockholders, which include all of our executive officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account, including interest income of $2,000,000, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our executive officers and directors could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our executive officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount in the trust account, which if not agreed to by the target business’ owners, could cause our executive officers and directors to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our executive officers and directors may have a potential conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

It is likely that we will only be able to complete one business combination with the proceeds of our initial public offering and the private placement, which will cause us to be solely dependent on a single business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously at the time of the business combination is at least 80% of our net assets at the time of the business combination. While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses.

Accordingly, the prospects for our ability to effect our business strategy may be:

•                  solely dependent upon the performance of a single business; or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we acquire a single target business, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

We will be dependent upon sufficient interest being earned on the funds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. As of December 31, 2007, we had $1,478,000 available to us outside of the trust account to fund our working capital requirements to fund our business. While we are entitled to withdraw up to an additional $569,000 of the interest earned on the trust account, net of taxes, to fund our business, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, we cannot ascertain with certainty the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem into cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders, which may make it easier for us to receive stockholder approval for a business combination, rather than the 20% threshold of many other blank check companies), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our executive officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders consisting of our executive officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our executive officers and directors and their affiliates collectively own approximately 17.9% of our issued and outstanding shares of common stock and may have considerable influence over the outcome of all matters requiring approval by our stockholders, including our initial business consideration and the election of directors.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Item 1B.                          Unresolved Staff Comments

Not Applicable.

Item 2.                                   Properties

We maintain our executive offices at 62 La Salle Road, Suite 304, West Hartford, Connecticut 06107 which is  provided by Arcade Partners, LLC, an affiliate of Messrs. Furer, Chapman and Rahman. We pay Arcade Partners, LLC $7,500 per month pursuant to a letter agreement between Arcade Partners, LLC and us for providing administrative support and services. We believe that based on rents and fees for similar services in the West Hartford, Connecticut area, the fee charged by Arcade Partners, LLC is at least as favorable as we could have obtained from an unaffiliated person.  We consider our current office space adequate for our current operations.

Item 3.                                   Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.                                   Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a  vote of security holders.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants have been traded on the Over-the-Counter Bulletin Board under the symbols “ACDQU,” “ACDQ” and “ACDQW,” respectively since May 22, 2007, June 14, 2007 and June 14, 2007, respectively.  The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2007 as reported by the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units

	High	Low	High	Low	High	Low
First Quarter*
Second Quarter* (April-May 21)
Second Quarter (May 22-June 30)	$7.50	$7.35	$0.95	$0.85	$8.32	$8.00
Third Quarter	$7.42	$7.23	$0.95	$0.60	$8.35	$7.83
Fourth Quarter	$7.39	$7.28	$0.70	$0.55	$8.05	$7.88

* No figures are included as our units commenced trading on May 22, 2007, and our common stock and warrants commenced trading on June 14, 2007.

Number of Holders of Common Stock

The number of holders of record of our common stock on March 4, 2008 was 7, which does not include individual participants in security position listings.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our board of directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended December 31, 2007.

Use of Proceeds from our Initial Public Offering

On May 25, 2007, we consummated our initial public offering of 7,500,000 units.  Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. On June 7, 2007, the underwriters of our initial public offering exercised their over-allotment option to sell an additional 1,125,000 units.  We received aggregate gross proceeds of $69,000,000 from the sale of the units.  The offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-140814), which was declared effective by the Securities and Exchange Commission on May 21, 2007.

The underwriters of the offering were Morgan Joseph & Co. Inc., Legend Merchant Group, Maxim Group LLC and GunnAllen Financial, Inc.  Each of our units commenced trading its component share of common stock and warrant separately on June 14, 2007.

Immediately prior to the consummation of our public offering, we sold 2,000,000 warrants to an affiliate of our officers and directors for $1.00 per warrant for aggregate gross proceeds of $2,000,000.

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $2,949,000, including underwriting discounts of approximately $2,415,000, were approximately $68,051,000. Of this amount, $67,835,000 is being held in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $2,000,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

No expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay certain of our officers and directors for loans they made to us prior to the consummation of the initial public offering. These loans had an annual interest rate of 4%.  The aggregate amount of principal and interest on such loans that we repaid were $225,000 and $2,211, respectively. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities

                None

Equity Compensation Plan Information

                None

Item 6.                                   Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period from January 30, 2007 (Date of Inception) through December 31, 2007

Statement of Operations Data:
Formation and operating costs	$227,766
Other income (interest and dividend income)	$2,025,481
Net income	$1,165,577
Net income allocable to common stockholders not subject to possible redemption	—
Basic net income per share	$0.16
Diluted net income per share	$0.13

As of December 31, 2007

Balance Sheet Data:
Cash	$1,487,025
Investments in Trust Account	$67,931,770
Total assets	$69,512,117
Total stockholders’ equity	$47,200,510

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on January 30, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.  Since our offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our recently completed private placement and public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We cannot assure investors that we will find a suitable business combination in the allotted time.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48.  The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Liquidity and Capital Resources

On May 25, 2007, we consummated our public offering of 7,500,000 units.  Each unit consists of one share of common stock and one redeemable common stock purchase warrant.  Immediately prior to the consummation of our public offering, we sold 2,000,000 warrants to an affiliate of our officers and directors for $1.00 per warrant.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  On June 7, 2007, the underwriters exercised their over-allotment option and purchased an additional 1,125,000 Units.  Our common stock and warrants started trading separately as of June 14, 2007.

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $2,949,000, including underwriting discounts of approximately $2,415,000, were approximately $68,051,000. Of this amount, $67,835,000 is being held in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $2,000,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Including the $2,000,000 in interest available to us, we believe we will have sufficient available funds outside of the trust account to operate through May 21, 2009, assuming that a business combination is not consummated during that time.

From now until the earlier of May 21, 2009 or the date when we complete a business combination, we currently anticipate incurring expenses for the following purposes:

•                  legal, accounting and other expenses attendant to due diligence investigations, structuring and negotiation of a business combination;

•                  due diligence of prospective target businesses;

•                  legal and accounting fees relating to our Securities and Exchange Commission reporting obligations and general corporate matters;

•                  administrative fees (up to $7,500 per month);

•                  working capital, director and officer liability insurance premiums and reserves (including potential deposits, down payments or funding of a “no-shop” provision in connection with a particular business combination and dissolution obligations and reserves, if any).

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses.  We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.  The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets at the time of such acquisition.  If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by May 21, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Results of Operations for the period January 30, 2007 (date of inception) to December 31, 2007

For the period from January 30, 2007 (date of inception) through December 31, 2007, we had net income of $1,165,577, derived from interest income less operating expenses.

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

For the year ended December 31, 2007, we incurred approximately $33,000 of travel expenses, $35,000 for professional fees, $110,000 for other  formation and operating costs, $50,000 of costs related to capital based taxes and interest expense of approximately $2,200, offset by interest income of approximately $2,025,000.

Off Balance-Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity-linked derivatives and, accordingly, represent off-balance sheet arrangements.  The Warrants meet the scope exception in paragraph 11(a) in SFAS No. 133 “Accounting  for Derivative Instruments and Hedging Activities” and, accordingly, are not accounted for as equity.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.                                   Financial Statements and Supplementary Data

The following financial statements and the footnotes thereto are included in the section beginning on Page F-1:

1.               Report of Independent Registered Public Accounting Firm.

2.               Balance Sheet as of December 31, 2007.

3.               Statement of Operations for the period January 30, 2007 (date of inception) to December 31, 2007.

4.               Statement of Stockholders’ Equity for the period January 30, 2007 (date of inception) to December 31, 2007.

5.               Statement of Cash Flows for the period January 30, 2007 (date of inception) to December 31, 2007.

6.               Notes to Financial Statements.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).                                  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2007 and continue in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B.                          Other Information

None

PART III

Item 10.                            Directors and Executive Officers of the Company

Our current directors and executive officers are as follows:

Name	Age	Position
Jonathan Furer	50	Chief Executive Officer and Director
John Chapman	47	Chief Financial Officer and Director
Muhit Rahman	51	Vice President, Secretary and Director

Jonathan Furer has been our Chief Executive Officer and a member of our board of directors since inception. Mr. Furer is a co-founder and has been a managing member of Arcade Partners, LLC, a private equity firm, since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers, a private equity firm. Since April 2005, he has served on the board of directors of KapStone Paper and Packaging Corporation (formerly, Stone Arcade Acquisition Corporation). From March 2000 through December 2003, he was a Managing Director of Triumph Capital Group, Inc., a private equity firm. Mr. Furer received a B.B.A. in International Business from The George Washington University.

John Chapman has been our Chief Financial Officer and a member of our board of directors since inception. Mr. Chapman is a co-founder and has been a managing member of Arcade Partners, LLC, since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers. Since April 2005, he has served on the board of directors of KapStone Paper and Packaging Corporation (formerly, Stone Arcade Acquisition Corporation). From March 1990 through December 2003, he was employed by Triumph Capital Group, Inc, last serving as a Managing Director. Mr. Chapman received a B.A. from Bates College and an M.B.A. from the Tuck School of Business at Dartmouth College.

Muhit Rahman has been our Vice President, Secretary and a member of our board of directors since inception. Mr. Rahman is a co-founder and has been a managing member of Arcade Partners, LLC since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers. Since April 2005, he has served on the board of directors of KapStone Paper and Packaging Corporation (formerly, Stone Arcade Acquisition Corporation). Since July 2001, he has served on the board of directors of CardioMEMS, Inc. a medical device company. From November 1993 through December 2003, he was a Managing Director of Triumph Capital Group. Mr. Rahman received a B.S. from Yale University and an M.B.A. from the Anderson School of Management at UCLA.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Muhit Rahman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John Chapman, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Jonathan Furer, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Code of Ethics

We currently do not have a formalized code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2007, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11.                            Executive Compensation

No officer has received any cash compensation for services rendered. Since May 21, 2007, we have paid Arcade Partners, LLC, an affiliate of Messrs. Furer, Chapman and Rahman, our executive officers and directors, $7,500 per month for certain administrative services.  We expect that we will continue to pay Arcade Partners, LLC $7,500 per month for such administrative services through the acquisition of a target business.  Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors have been reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  We expect that we will continue to reimburse our officers and directors for such expenses through the acquisition of a target business.  There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Arcade Acquisition Investors, LLC (1)	360,000	3.4%
John M. Chapman (2)	505,000	4.8%
Jonathan R. Furer (3)	505,000	4.8%
Muhit U. Rahman (4)	505,000	4.8%
Basso Capital Management, L.P. (5)(6)	630,300	6.0%
Basso Multi-Strategy Holding Fund Ltd. (7)	560,101	5.3%
Azimuth Opportunity Fund, Ltd. (8)	540,000	5.1%
QVT Financial LP (9)	537,750	5.1%
All directors and executive officers as a group (3 persons) (10)	1,875,000	17.9%

(1)          Excludes 2,000,000 shares of common stock that may be issued upon the exercise of warrants purchased by Arcade Acquisition Investors, LLC immediately prior to the consummation of our initial public offering that are not exercisable within 60 days.  Messrs. Furer, Chapman and Rahman each own a 25% interest in this entity and, as Managers, share voting and dispositive control of these shares.  The business address of Arcade Acquisition Investors, LLC is c/o Muhit Rahman, 8550 Willow Run Court, Cincinnati, OH 45243.

(2)          Excludes shares held by Arcade Acquisition Investors, LLC.  Mr. Chapman’s business address is c/o Arcade Partners LLC, 62 La Salle Road, Suite 304, West Hartford, CT 06107.

(3)          Excludes shares held by Arcade Acquisition Investors, LLC.  Mr. Furer’s business address is 45 Park St., Tenafly, NJ 07670.

(4)          Excludes shares held by Arcade Acquisition Investors, LLC.  Mr. Rahman’s business address is 8550 Willow Run Court, Cincinnati, OH 45243.

(5)          Based on a Schedule 13G filed by Basso Capital Management L.P. on February 14, 2008.  The business address of Basso Capital Management L.P. is 1266 East Main Street, 4th Floor, Stamford, Connecticut 06902.  Basso Capital Management, L.P. is the investment manager of Basso Fund Ltd., which beneficially owns 70,199 shares of our common stock, and Basso Multi-Strategy Holding Fund Ltd., which beneficially owns 560,101 shares of our common stock.  Accordingly, Basso Capital Management L.P. may be deemed to be the beneficial owner of an aggregate amount of 630,300 shares of our common Stock, consisting of the shares owned by Basso Fund Ltd. and and Basso Multi-Strategy Holding Fund Ltd.  Basso GP, LLC is the general partner of Basso Capital Management, L.P.  The controlling persons of Basso GP, LLC are Howard Fischer, Philip Patek, John Lepore and Dwight Nelson.

(6)          Includes 560,101 shares of common stock beneficially owned by Basso Multi-Strategy Fund Ltd.

(7)          Based on a Schedule 13G filed by Basso Multi-Strategy Fund Ltd. on February 14, 2008.  The business address of Basso Multi-Strategy Fund Ltd. is c/o M&C Corporate Services Limited, PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Grand Cayman Islands, British West Indies.  Basso Capital Management, L.P. is the investment manager of Basso Multi-Strategy Holding Fund Ltd.  Basso GP, LLC is the general partner of Basso Capital Management, L.P.  The controlling persons of Basso GP, LLC are Howard Fischer, Philip Patek, John Lepore and Dwight Nelson.

(8)          Based on a Schedule 13G filed by Azimuth Opportunity Fund, Ltd. on July 11, 2007.  The business address of Azimuth Opportunity Fund, Ltd. is c/o Ogier, Qwomar Complex, 4th Floor, PO Box 3170, Road Town, Tortola, British Virgin Islands.

(9)          Based on a Schedule 13G filed by QVT Financial LP on February 2, 2008.  The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.  QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 432,905 shares of our common stock, and for Quintessence Fund L.P., which beneficially owns 48,557 shares of our common stock. QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which holds 56,288 shares of Common Stock.  QVT Financial LP has the power to direct the vote and disposition of the shares of our common stock held by QVT Fund LP, Quintessence Fund L.P. and the separate account managed for Deutsche Bank AG. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 537,750 shares of our common Stock, consisting of the shares owned by QVT Fund LP, Quintessence Fund L.P. and the separate account managed for Deutsche Bank AG.

(10)    Includes shares held by Arcade Acquisition Investors, LLC.  See footnote (1) above.

Item 13.                            Certain Relationships and Related Transactions

On February 13, 2007, we issued to the following directors and executive officers (or their affiliates) the number of shares of common stock set forth opposite their respective names for consideration of $0.013 per share.

Name	Number of Shares	Relationship to Us
Arcade Acquisition Investors, LLC	360,000	Affiliated Entity
Jonathan Furer	505,000	Chief Executive Officer and Director
John Chapman	505,000	Chief Financial Officer and Director
Muhit Rahman	505,000	Secretary and Director

Immediately prior to the completion of our initial public offering, on May 23, 2007, Arcade Acquisition Investors, LLC, an affiliate of our officers and directors, purchased 2,000,000 warrants from us at $1.00 per warrant. The aggregate proceeds of the private placement are being held in the trust account.  Arcade Acquisition Investors, LLC has agreed that it will not sell or otherwise transfer these until after we consummate a business combination other than to its members in proportion to their membership interests, which members are subject to the same restriction on transferability, except in certain limited circumstances.

The holders of the majority of the aggregate of these shares of common stock and the shares underlying the warrants sold in the private placement are entitled to make up to two demands that we register these shares. They may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year after the consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have a service agreement with Arcade Partners, LLC, an affiliate of our officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.

On February 5, 2007 and April 4, 2007, we issued two unsecured promissory notes to an affiliate of our officers and directors, Arcade Partners, LLC, in the aggregate amount of $225,000. The notes, which bore interest at 4% per annum, were repaid on May 25, 2007.

We will reimburse members of our management team for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $2.0 million (subject to the tax holdback) on the balance in the trust account, there is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.  To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest income of up to $2.0 million on the balance of the trust account (subject to the tax holdback), such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

All ongoing and future transactions between us and any member of our management team or their respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Director Independence

Our board of directors has determined that none of our directors constitute “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act.

Item 14.                            Principal Accountant Fees and Services

During the fiscal year ended December 31, 2007, our principal independent auditor was Rothstein, Kass & Company, P.C., the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Rothstein, Kass & Company, P.C. for professional services rendered for the audit of the Company’s balance sheet at May 25, 2007 included in our Current Report on Form 8-K, for the audit of our annual financial statements for the fiscal year ended December 31, 2007, for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2007 and September 30, 2007 and for services performed in connection with our registration statement on Form S-1 filed in 2007, were $66,750.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Rothstein, Kass & Company, P.C. did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Rothstein, Kass & Company, P.C. for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Rothstein, Kass & Company, P.C. for other professional services rendered during the fiscal year ended December 31, 2007.

Pre-Approval Of Services

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of this report are listed in “Item 8 - Financial Statements and Supplementary Data.”

(b) Exhibits

The following Exhibits are filed as part of this report

3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Arcade Acquisition Corp.*
4.5	Form of Unit Purchase Option to be granted to Morgan Joseph & Co. Inc.*
10.1	Form of Letter Agreement among Arcade Acquisition Corp, Morgan Joseph & Co. Inc. and Arcade Acquisition Investors, LLC, Jonathan Furer, John Chapman and Muhit Rahman*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Arcade Acquisition Corp.*
10.3	Form of Securities Escrow Agreement between Arcade Acquisition Corp., Continental Stock Transfer & Trust Company and Arcade Acquisition Investors, LLC, Jonathan Furer, John Chapman and Muhit Rahman*
10.4	Form of Services Agreement with Arcade Partners, LLC*

10.5	Form of Registration Rights Agreement among Arcade Acquisition Corp. and Arcade Acquisition Investors, LLC, Jonathan Furer, John Chapman and Muhit Rahman*
10.6	Warrant Purchase Agreement between Arcade Acquisition Investors, LLC and the Arcade Acquisition Corp.**
10.7	Form of Promissory Note issued to Arcade Partners, LLC*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140814).

** Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADE ACQUISITION CORP.

March 4, 2008	By:	/s/ Jonathan Furer
Jonathan Furer
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2008	By:	/s/ Jonathan Furer
Name: Jonathan Furer
Title: Chief Executive Officer and Director

Dated: March 4, 2008	By:	/s/ John Chapman
Name: John Chapman
Title: Chief Financial Officer (principal financial and accounting officer) and Director

Dated: March 4, 2008	By:	/s/ Muhit Rahman
Name: Muhit Rahman
Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Arcade Acquisition Corp.

We have audited the accompanying balance sheet of Arcade Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period January 30, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arcade Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period January 30, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
March 4, 2008

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEET

December 31, 2007

ASSETS

Current assets
Cash	$1,487,025
Prepaid expense	25,494
Total current assets	1,512,519

Other assets
Investment in Trust Account	67,931,770
Deferred tax asset	67,828
Total other assets	67,999,598
$69,512,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$52,860
Income taxes payable	217,755
Total current liabilities	270,615

Long-term liabilities, deferred underwriters’ fee	1,690,500

Common stock subject to redemption, 2,587,499 shares at redemption value	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding (including 2,587,499 shares subject to possible redemption)	1,051
Additional paid-in capital	46,033,882
Retained earnings accumulated during the development stage	1,165,577

Total stockholders’ equity	47,200,510
$69,512,117

See accompanying notes to financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period January 30, 2007 (date of inception) to December 31, 2007

Revenue	$—

Formation and operating costs	227,766

Loss from operations	(227,766)

Other income (expense)
Interest and dividend income	2,025,481
Interest expense	(2,211)

Loss before income tax provision	1,795,504

Provision for income taxes	629,927

Net income applicable to common stockholders	$1,165,577

Common shares outstanding subject to possible redemption	2,587,499

Net income per common share for shares subject to possible redemption	$—

Weighted average number of common shares outstanding:
Basic	7,490,000
Diluted	9,252,000

Net income per common share, basic and diluted
Basic	$0.16
Diluted	$0.13

See accompanying notes to financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period January 30, 2007 (date of inception) to December 31, 2007

				Retained
				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to initial stockholders on February 13, 2007 at $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007			2,000,000		2,000,000

Proceeds from issuance of an option to the underwriters on May 25, 2007			100		100

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, (including 2,249,999 shares subject to possible redemption)	7,500,000	750	59,999,250		60,000,000

Sale of 1,125,000 on June 7, 2007 at a price of $8 per unit, (including 337,500 shares subject to possible redemption)	1,125,000	113	8,999,887		9,000,000

Underwriters’s discount and offering costs related to the May 25, 2007 and June 7, 2007 sale of units (includes $1,690,500 payable upon a business combination)			(4,639,675)		(4,639,675)

Common stock issued in the sale of units on May 25, 2007 and June 7, 2007 subject to possible redemption, 2,587,499 shares			(20,350,492)		(20,350,492)

Net loss				1,165,577	1,165,577

Balances, at December 31, 2007	10,500,000	$1,051	$46,033,882	$1,165,577	$47,200,510

See accompanying notes to financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period January 30, 2007 (date of inception) to December 31, 2007

Cash flows from operating activities
Net income	$1,165,577
Adjustments to reconcile net income to net cash provided by operating activities
Deferred taxes	(67,828)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expenses	(25,494)
Accrued expenses	52,860
Income taxes payable	217,755
Net cash provided by operating activities	1,342,870

Net cash used in investing activites
Cash held in Trust Account	(67,931,770)

Cash provided by financing activities
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from issuance of private placement warrants	2,000,000
Proceeds from the public offering	69,000,000
Payments of underwriters’ discount and offering costs	(2,949,175)
Proceeds from issuance of option	100
Net cash provided by financing activities	68,075,925

Net increase in cash	1,487,025

Cash, beginning of period	—
Cash, end of period	$1,487,025

Supplemental cash flow information

Cash paid for:
Interest	$2,211
Taxes	$480,000

Supplemental disclosure of non-cash financing activity
Deferred underwriters’ fees	$1,690,500

See accompanying notes to financial statements

ARCADE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At December 31, 2007, the Company has not commenced operations or generated any revenue.  All activity from inception through December 31, 2007 relates to the Company’s formation, capital raising, and the initial public offering described below.  The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering was declared effective on May 21, 2007.  The public offering was consummated on May 25, 2007 and the Company received gross proceeds of $60,000,000 from the sale of 7,500,000 units. Additionally, on June 7, 2007, the Company received gross proceeds of $9,000,000 from the sale of 1,125,000 units in conjunction with the exercise of the underwriters’ over-allotment option (collectively, the “Public Offering”).  Preceding the consummation of the Public Offering, on May 23, 2007, an affiliate of the Company’s officers purchased in a private placement from the Company (the “Private Placement”) 2,000,000 warrants for aggregate proceeds of $2,000,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, an amount equal to approximately 98.3% of the gross proceeds of the Public Offering (98.6% prior to the exercise of the underwriters’ over-allotment option) has been placed in a trust account (the “Trust Account”). The Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds, plus up to $2,000,000 of income earned on funds in the Trust Account, net of taxes, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated. In the event a Business Combination is consummated, public stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on such interest income. However, voting against the Business Combination alone will not constitute an election to exercise a stockholder’s redemption rights. All of the Company’s  stockholders prior to the Public Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock acquired by them prior to the Public Offering in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that holders of more than 20% but less than 30% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s initial stockholders have agreed to forfeit, on a pro rata basis and return to the Company for cancellation, that number of shares (up to a maximum of 234,375) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such Business Combination after giving effect to the redemption (without taking into account any shares that they may have acquired in the aftermarket). If any such shares are forfeited, the financial statements subsequent to such forfeiture would reflect a decrease in total shares outstanding.

In the event that the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America, and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Common stock:

On May 15, 2007, the Company effected a 1.2-for-one stock split in the form of a stock dividend, which resulted in the issuance of an additional 312,500 shares to the Company’s initial stockholders.  The Company’s financial statements give retroactive effect to the stock split.

Financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet.

Cash held in Trust Account:

Cash held in the Trust Account as of December 31, 2007 consist primarily of U.S. government securities with maturity of 180 days or less and money market funds purchased without maturity.  The Company recognizes cash held in the Trust Account as a non-current asset in the accompanying balance sheet, and totaled $67,931,770 as of December 31, 2007.  The carrying value of cash equivalents approximates fair value. Interest income is recorded on an accrual basis.

Earnings per common share:

(a)  Basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding “in the money” warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)  The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption (nil for the period ended December 31, 2007) by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At December 31, 2007, the Company had outstanding warrants to purchase 10,625,000 shares of common stock.

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force (“EITF”) D-98 “Classification and Measurement of Redeemable Securities.”  Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

As discussed in Note A, if the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and in the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated.  In accordance with EITF D-98, redeemable shares are not classified outside of permanent equity if the redemption causes a liquidation event.  Accordingly, 2,587,499 shares (30% of the shares sold in the Public Offering, minus 1 share) have been classified outside of permanent equity at redemption value. At December 31, 2007, the per share redemption value was approximately $7.86.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may, exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Recently issued accounting standard:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.  Early adoption of SFAS 141R is not permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

NOTE C—INITIAL PUBLIC OFFERING

On May 25, 2007, the Company consummated the sale of 7,500,000 units (“Units”) at a price of $8.00 per Unit in the Public Offering. On June 7, 2007, the underwriters exercised their over-allotment option and purchased an additional 1,125,000 Units at the offering price of $8.00 per Unit.  Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) May 21, 2008 or (ii) the completion of a Business Combination, and expires on May 21, 2011. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days’ prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

NOTE D—RELATED PARTY TRANSACTIONS

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

The Company has a service agreement with Arcade Partners, LLC, an affiliate of the Company’s officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.  For the period ended December 31, 2007, approximately $55,000 has been paid under this arrangement.

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

NOTE E—INCOME TAXES

For the period January 30, 2007 (inception) to December 31, 2007, the components of the provision for income taxes are as follows:

For the period
January 30, 2007
(date of inception) to
December 31, 2007

Current:
Federal	$655,000
State	43,000
Deferred:
Federal	(68,000)

$630,000

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $68,000 at December 31, 2007 was established for these start-up expenditures.

The effective tax rate differs from the statutory rate for the period presented due to the removal of the valuation allowance during the period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company’s financial positions and results of operations at this time given its limited operations and activities.

NOTE F—COMMITMENTS

The Company paid an underwriting discount of 3.5% of the gross offering proceeds to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The deferred underwriting discount of $2,415,000 will be forfeited in its entirety in the event there is no Business Combination, and $724,500 of the deferred underwriting discount is subject to forfeiture on a pro rata basis to the extent of shares that are redeemed upon approval of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

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

The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $2.35 per unit, or approximately $1,760,000 in total, using an expected life of five years, volatility of 32.9% and a risk-free interest rate of 4.81%. The volatility calculation of 32.9% was based on the most recent trading day average volatility of a representative sample of 21 blank check companies that completed a business combination and had a sufficient subsequent trading history (the “Sample Companies”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depends on a number of factors that could not be ascertained at that time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE H—REGISTRATION RIGHTS

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