Form 10-Q
period 2008-03-31
Arcade Acquisition Corp.
filed 2008-05-15
CIK 1390449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

There were 10,500,000 shares of the Registrant’s Common Stock issued and outstanding on May 14, 2008.

Arcade Acquisition Corp.

(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets

Cash	$1,642,585	$1,487,025
Prepaid expense	10,092	25,494

Total current assets	1,652,677	1,512,519

Other assets

Investment in Trust Account	68,005,880	67,931,770
Deferred tax asset	199,005	67,828

Total other assets	68,204,885	67,999,598

	$69,857,562	$69,512,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accrued expenses	$259,631	$52,860
Income taxes payable	179,864	217,755

Total current liabilities	439,495	270,615

Long-term liabilities, deferred underwriters’ fee	1,690,500	1,690,500

Common stock subject to redemption, 2,587,499 shares at redemption value	20,350,492	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued

Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding (including 2,587,499 shares subject to possible redemption)	1,051	1,051
Additional paid-in capital	46,033,882	46,033,882
Retained earnings accumulated during the development stage	1,342,142	1,165,577

Total stockholders’ equity	47,377,075	47,200,510

	$69,857,562	$69,512,117

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	January 30, 2007 (date of inception) to March 31, 2007	January 30, 2007 (date of inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—

Formation and operating costs	353,409	3,289	581,175

Loss from operations	(353,409)	(3,289)	(581,175)

Other income (expense)
Interest and dividend income	609,491	204	2,634,972
Interest expense	—	(642)	(2,211)

Income before provision for income taxes	256,082	(3,727)	2,051,586

Provision for income taxes	79,517	—	709,444

Net income applicable to common stockholders	$176,565	$(3,727)	$1,342,142

Common shares outstanding subject to possible redemption	2,587,499	—	2,587,499

Net income per common share for shares subject to possible redemption	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	10,500,000	1,875,000	8,134,000
Diluted	12,392,000	1,875,000	9,936,000

Net income per common share:
Basic	$0.02	$(0.00)	$0.17
Diluted	$0.01	$(0.00)	$0.14

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period January 30, 2007 (date of inception) to March 31, 2008

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on February 13, 2007 at $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007			2,000,000		2,000,000

Proceeds from issuance of an option to the underwriters on May 25, 2007			100		100

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, (including 2,249,999 shares subject to possible redemption)	7,500,000	750	59,999,250		60,000,000

Sale of 1,125,000 on June 7, 2007 at a price of $8 per unit, (including 337,500 shares subject to possible redemption)	1,125,000	113	8,999,887		9,000,000

Underwriters’s discount and offering costs related to the May 25, 2007 and June 7, 2007 sale of units (includes $1,690,500 payable upon a business combination)			(4,639,675)		(4,639,675)

Common stock issued in the sale of units on May 25, 2007 and June 7, 2007 subject to possible redemption, 2,587,499 shares			(20,350,492)		(20,350,492)

Net income				1,342,142	1,342,142

Balances, at March 31, 2008 (unaudited)	10,500,000	$1,051	$46,033,882	$1,342,142	$47,377,075

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP

(a corporation in development stage)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Period from January 30, 2007 (date of inception) to March 31, 2007	Period from January 30, 2007 (inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$176,565	$(3,727)	$1,342,142
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax benefit	(131,177)	—	(199,005)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expenses	15,402	(10,000)	(10,092)
Accrued expenses	206,771	151,842	259,631
Income taxes payable	(37,891)	—	179,864
Net cash provided by operating activities	229,670	138,115	1,572,540

Net cash used in investing activites
Investment in Trust Account	(74,110)	—	(68,005,880)

Cash provided by financing activities
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of private placement warrants	—	—	2,000,000
Proceeds from the public offering	—	—	69,000,000
Proceeds from notes payable, stockholders	—	150,000	225,000
Repayment of notes payable, stockholders	—	—	(225,000)
Payments of underwriters’ discount and offering costs	—	(310,262)	(2,949,175)
Proceeds from issuance of option	—	—	100
Net cash provided by financing activities	—	(135,262)	68,075,925

Net increase in cash	155,560	2,853	1,642,585

Cash, beginning of period	1,487,025	—	—
Cash, end of period	$1,642,585	$2,853	$1,642,585

Supplemental cash flow information

Cash paid for:
Interest	$—	$—	$2,211
Taxes	$448,285	$—	$480,000

Supplemental disclosure of non-cash financing activity

Deferred underwriters’ fees	$—	$—	$1,690,500

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

Notes to Interim Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of March 31, 2008, and for the period January 30, 2007 (date of inception) to March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period January 30, 2007 (date of inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2008.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Arcade Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 30, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, an operating business (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies.

At March 31, 2008, the Company has not commenced operations or generated any revenue.  All activity from inception through March 31, 2008 relates to the Company’s formation, capital raising, the initial public offering described below, and activities associated with identifying a Business Combination.  The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest.  The Company has selected December 31 as its fiscal year-end.

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

Investment in Trust Account:

Investment in Trust Account as of March 31, 2008 consisted primarily of U.S. government securities with maturities of 180 days or less and money market funds purchased without maturity.  The Company recognizes Investment in Trust Account as a non-current asset in the accompanying balance sheets, and totaled $68,005,880 as of March 31, 2008. Interest income is recorded on an accrual basis.

Earnings per common share:

(a)  The Company complies with SFAS No. 128 “Earnings Per Share” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding “in the money” warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)  The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share in accordance with Emerging Issues Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption (nil for the three months ended March 31, 2008 and for the period January 30, 2007 (date of inception) to March 31, 2008) by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At March 31, 2008, the Company had outstanding warrants to purchase 10,625,000 shares of common stock.

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with EITF D-98.  Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

As discussed in Note B, if the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and in the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated.  In accordance with EITF D-98, redeemable shares are not classified outside of permanent equity if the redemption causes a liquidation event.  Accordingly, 2,587,499 shares (30% of the shares sold in the Public Offering, minus 1 share) have been classified outside of permanent equity at redemption value. At March 31, 2008, the per share redemption value was approximately $7.86.

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

Recently issued accounting standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.  Upon the successful completion of a Business Combination, the Company will evaluate the potential application of  SFAS 160.

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

The Company also complies with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

NOTE D—INITIAL PUBLIC OFFERING

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

NOTE E—ACCRUED EXPENSES

Accrued expenses at March 31, 2008 totaled $259,631.  These expenses related to due diligence costs, franchise taxes, legal, accounting and printing costs, and trustee and transfer agent fees.

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

The Company has a service agreement with Arcade Partners, LLC, an affiliate of the Company’s officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.  For the three months ended March 31, 2008 and for the period January 20, 2007 (date of inception) to March 31, 2008, approximately $22,500 and $77,500, respectively, has been paid under this arrangement.

On May 23, 2007, Arcade Acquisition Investors, LLC, an affiliate of the Company’s officers and directors, purchased, in the Private Placement, 2,000,000 warrants at $1.00 per warrant (the “Insider Warrants”). The aggregate proceeds of the Private Placement of $2,000,000 are being held in the Trust Account described in Note B. Arcade Acquisition Investors, LLC has agreed that it will not sell or otherwise transfer the Insider Warrants until after the Company consummates a Business Combination other than to its members in proportion to their membership interests, which members are subject to the same restriction on transferability, except in certain limited circumstances.

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

NOTE H—INCOME TAXES

For the three months ended March 31, 2008 and the period January 30, 2007 (inception) to March 31, 2008, the components of the provision for income taxes are as follows:

	For the three months	For the period January 30, 2007
	ended	(inception) to
	March 31, 2008	March 31, 2008

Current:
Federal	$197,000	$851,000
State	14,000	57,000
Deferred:
Federal	(131,000)	(199,000)

	$80,000	$709,000

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $199,000 and $131,000 at March 31, 2008 and December 31, 2007, respectively, was established for these start-up expenditures.

NOTE I—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE J—REGISTRATION RIGHTS

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

NOTE K—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted)

in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Investment in Trust Account	68,005,880	68,005,880	—	—

Total	$68,005,880	$68,005,880	$—	$—

The fair values of the Company’s Investment in Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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

We cannot assure investors that we will effect a suitable business combination in the allotted time.

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

The net proceeds from the sale of our units (including the underwriters’ over-allotment option) and the insider warrants, after deducting certain offering expenses of approximately $2,949,000, including underwriting discounts of approximately $2,415,000, were approximately $68,051,000. Of this amount, $67,835,000 was placed in the trust account and the remaining proceeds are being held outside of the trust account. The remaining proceeds, along with up to $2,000,000 in interest earned on the funds in the trust account, net of taxes, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. Including the $2,000,000 in interest available to us, we believe we will have sufficient available funds outside of the trust account to operate through May 21, 2009, assuming that a business combination is not consummated during that time.

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

Results of Operations for the period January 30, 2007 (date of inception) to March 31, 2008, and for the three months ended March 31, 2008

For the period from January 30, 2007 (date of inception) through March 31, 2008, we had net income of $1,342,142, derived from interest and dividend income less formation and operating expenses.

For the quarter ended March 31, 2008, we had net income of $176,565, derived from interest and dividend income less formation and operating expenses.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2007 and continues in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended March 31, 2008.

Use of Proceeds

For information regarding our use of the proceeds from our initial public offering, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

Repurchases of Equity Securities

None

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

ARCADE ACQUISITION CORP.

May 14, 2008	By:	/s/ Jonathan Furer
Jonathan Furer
Chief Executive Officer