Form 10-Q
period 2008-06-30
Arcade Acquisition Corp.
filed 2008-08-12
CIK 1390449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

There were 10,500,000 shares of the Registrant’s Common Stock issued and outstanding on August 12, 2008.

Arcade Acquisition Corp.

(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets

Cash	$1,592,104	$1,487,025
Prepaid expense	75,702	25,494
Total current assets	1,667,806	1,512,519

Other assets

Investment in Trust Account	67,951,299	67,931,770
Deferred tax asset	457,580	67,828
Total other assets	68,408,879	67,999,598

	$70,076,685	$69,512,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$819,584	$52,860
Income taxes payable	—	217,755
Total current liabilities	819,584	270,615

Long-term liabilities, deferred underwriters’ fee	1,690,500	1,690,500

Common stock subject to possible redemption, 2,587,499 shares at redemption value, approximately $7.86 per share	20,350,492	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued

Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding (including 2,587,499 shares subject to possible redemption)	1,051	1,051
Additional paid-in capital	46,033,882	46,033,882
Retained earnings	1,181,176	1,165,577
Total stockholders’ equity	47,216,109	47,200,510

	$70,076,685	$69,512,117

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	January 30, 2007 (date of inception) to June 30, 2007	January 30, 2007 (date of inception) to June 30, 2008

Revenue	$—	$—	$—	$—	$—

Formation and operating costs	680,488	20,896	1,034,198	24,185	1,261,964

Loss from operations	(680,488)	(20,896)	(1,034,198)	(24,185)	(1,261,964)

Other income (expense)
Interest and dividend income	394,793	354,238	1,004,285	354,443	3,029,766
Interest expense	—	(1,569)	—	(2,211)	(2,211)

Income (loss) before provision for (benefit from) income taxes	(285,695)	331,773	(29,913)	328,047	1,765,591

Provision for (benefit from) income taxes	(124,729)	123,873	(45,512)	123,873	584,415

Net income (loss) applicable to common stockholders	$(160,966)	$207,900	$15,599	$204,174	$1,181,176

Common shares outstanding subject to possible redemption	2,587,499	2,587,499	2,587,499	2,587,499	2,587,499

Net income (loss) per common share for shares subject to possible redemption	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	10,500,000	5,591,667	10,500,000	4,090,232	8,548,000
Diluted	10,500,000	5,591,667	12,451,000	4,090,232	10,390,000

Net income (loss) per common share:
Basic	$(0.02)	$0.04	$0.00	$0.05	$0.14
Diluted	$(0.02)	$0.04	$0.00	$0.05	$0.11

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period January 30, 2007 (date of inception) to June 30, 2008

			Additional		Total
	Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Common shares issued to initial stockholders on February 13, 2007 at approximately $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007 in private placement			2,000,000		2,000,000

Proceeds from issuance of an option to the underwriters on May 25, 2007			100		100

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, (including 2,249,999 shares subject to possible redemption)	7,500,000	750	59,999,250		60,000,000

Sale of 1,125,000 units on June 7, 2007 at a price of $8 per unit, (including 337,500 shares subject to possible redemption)	1,125,000	113	8,999,887		9,000,000

Underwriters’s discount and offering costs related to the May 25, 2007 and June 7, 2007 sale of units (includes $1,690,500 payable upon a business combination)			(4,639,675)		(4,639,675)

Common stock issued in the sale of units on May 25, 2007 and June 7, 2007 subject to possible redemption, 2,587,499 shares at redemption value, approximately $7.86 per share			(20,350,492)		(20,350,492)

Net income				1,165,577	1,165,577

Balances, at December 31, 2007	10,500,000	1,051	46,033,882	1,165,577	47,200,510

Net income (unaudited)				15,599	15,599

Balances, at June 30, 2008 (unaudited)	10,500,000	$1,051	$46,033,882	$1,181,176	$47,216,109

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP

(a corporation in development stage)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008	Period from January 30, 2007 (date of inception) to June 30, 2007	Period from January 30, 2007 (inception) to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$15,599	$204,174	$1,181,176
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax benefit	(389,752)	—	(457,580)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expenses	(50,208)		75,702
Accrued expenses	766,724	8,045	819,584
Income taxes payable	(217,755)	123,873	—
Net cash provided by operating activities	124,608	336,092	1,618,882

Net cash used in investing activites
Change in Investment in Trust Account	(19,529)	(68,188,436)	(67,951,299)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of private placement warrants	—	2,000,000	2,000,000
Proceeds from the public offering	—	69,000,000	69,000,000
Proceeds from notes payable, stockholders	—	225,000	225,000
Repayment of notes payable, stockholders	—	(225,000)	(225,000)
Payments of underwriters’ discount and offering costs	—	(2,905,945)	(2,949,175)
Proceeds from issuance of option	—	100	100
Net cash provided by financing activities	—	68,119,155	68,075,925

Net increase in cash	105,079	266,811	1,743,508

Cash, beginning of period	1,487,025	—	—
Cash, end of period	$1,592,104	$266,811	$1,592,104

Supplemental cash flow information

Cash paid during the period for:
Interest	$—	$—	$2,211
Income taxes	$616,285	$—	$1,096,285

Supplemental disclosure of non-cash financing activities

Deferred underwriters’ fees	$1,690,500	$1,690,500	$1,690,500

See accompanying notes to interim financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

Notes to Interim Financial Statements

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of June 30, 2008, and for the period January 30, 2007 (date of inception) to June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period January 30, 2007 (date of inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2008.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

At June 30, 2008, the Company has not commenced operations or generated any revenue.  All activity from inception through June 30, 2008 relates to the Company’s formation, capital raising, the initial public offering described below, and activities associated with identifying a Business Combination.  The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest.  The Company has selected December 31 as its fiscal year-end.

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

In the event that holders of more than 20% but less than 30% of the shares of common stock sold in the Public Offering elect to redeem their shares, the Company’s initial stockholders have agreed to forfeit, on a pro rata basis and return to the Company for cancellation, that number of shares (up to a maximum of 234,375) that will result in them owning collectively no more than 23.81% of the Company’s outstanding common stock immediately prior to the consummation of such Business Combination after giving effect to the redemption (without taking into account any shares that they may have acquired in the aftermarket). If any such shares are forfeited, the financial statements subsequent to such forfeiture would reflect a decrease in total common shares outstanding.

In the event that the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial common stock holdings.

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

Investment in Trust Account:

Investment in Trust Account as of June 30, 2008 consisted primarily of U.S. government securities with maturities of 180 days or less and money market funds purchased without maturity.  The Company recognizes Investment in Trust Account as a non-current asset in the accompanying balance sheets, and such assets totaled $67,951,299 as of June 30, 2008. Interest income is recorded on an accrual basis.

Earnings per share:

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

(b)  The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share in accordance with Emerging Issues Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption (nil for the six months ended June 30, 2008 and for the period January 30, 2007 (date of inception) to June 30, 2008) by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At June 30, 2008, the Company had outstanding warrants to purchase 10,625,000 shares of common stock.

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

As discussed in Note B, if the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and in the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated.  In accordance with EITF D-98, redeemable shares are not classified outside of permanent equity if the redemption causes a liquidation event.  Accordingly, 2,587,499 shares (30% of the shares sold in the Public Offering, minus 1 share) have been classified outside of permanent equity at redemption value. At June 30, 2008, the per share redemption value was approximately $7.86.

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

Recently issued accounting standards:

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.  Upon the successful completion of a Business Combination, the Company will evaluate the potential application of SFAS 160.

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

NOTE E—ACCRUED EXPENSES

Accrued expenses at June 30, 2008 totaled $819,584.  These expenses related to due diligence costs, franchise taxes, legal, accounting and printing costs, and trustee and transfer agent fees.

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

The Company has a service agreement with Arcade Partners, LLC, an affiliate of the Company’s officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.  For the six months ended June 30, 2008 and for the period January 20, 2007 (date of inception) to June 30, 2008, approximately $45,000 and $122,500, respectively, has been paid under this arrangement.

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

NOTE H—INCOME TAXES (BENEFIT)

For the six months ended June 30, 2008 and the period January 30, 2007 (inception) to June 30, 2008, the components of the provision for income taxes (benefit) are as follows:

	For the six months	For the period January 30, 2007
	ended	(inception) to
	June 30, 2008	June 30, 2008

Current:
Federal	$323,000	$977,000
State	21,000	65,000
Deferred:
Federal	(390,000)	(458,000)

	$(46,000)	$584,000

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $458,000 and $68,000 at June 30, 2008 and December 31, 2007, respectively, was established for these start-up expenditures.

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

NOTE K—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted)

in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Assets Measured at Fair Value	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Investment in Trust Account	67,951,299	67,951,299	—	—

Total	$67,951,299	$67,951,299	$—	$—

The fair values of the Company’s Investment in Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the period January 30, 2007 (date of inception) to June 30, 2008, and for the three and six months ended June 30, 2008

For the period from January 30, 2007 (date of inception) through June 30, 2008, we had net income of $1,181,176, derived from interest and dividend income less formation and operating expenses.

For the quarter ended June 30, 2008, we had a net loss of $160,966, derived from interest and dividend income less formation and operating expenses.

For the six months ended June 30, 2008, we had net income of $207,900, derived from interest and dividend income less formation and operating expenses.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended June 30, 2008.

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

ARCADE ACQUISITION CORP.

August 12, 2008	By:	/s/ Jonathan Furer
Jonathan Furer
Chief Executive Officer