Form 10-Q
period 2008-09-30
Arcade Acquisition Corp.
filed 2008-11-13
CIK 1390449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 10,500,000 shares of the Registrant’s Common Stock issued and outstanding on November 12, 2008.

Arcade Acquisition Corp.

(a corporation in the development stage)

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets
Cash	$713,393	$1,487,025
Prepaid expense	21,209	25,494

Total current assets	734,602	1,512,519

Other assets
Investment in Trust Account	67,993,024	67,931,770
Deferred income tax asset	780,584	67,828

Total other assets	68,773,608	67,999,598

	$69,508,210	$69,512,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$540,679	$52,860
Income taxes payable	—	217,755

Total current liabilities	540,679	270,615

Long-term liabilities, deferred underwriters’ fee	1,690,500	1,690,500

Common stock subject to redemption, 2,587,499 shares at redemption value, approximately $7.88 and 7.86, respectively	20,389,492	20,350,492

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued

Common stock, $.0001 par value, authorized 39,000,000 shares; 10,500,000 shares issued and outstanding (including 2,587,499 shares subject to possible redemption)	1,051	1,051
Additional paid-in capital	45,994,882	46,033,882
Retained earnings accumulated during the development stage	891,606	1,165,577

Total stockholders’ equity	46,887,539	47,200,510
	$69,508,210	$69,512,117

See accompanying notes to interim condensed consolidated financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 30, 2007 (date of inception) to September 30, 2007	January 30, 2007 (date of inception) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—	$—	$—

Formation and operating costs	845,603	102,735	1,879,800	126,920	2,107,567

Loss from operations	(845,603)	(102,735)	(1,879,800)	(126,920)	(2,107,567)

Other income (expense)
Interest and dividend income	351,463	860,652	1,355,747	1,215,095	3,381,229
Interest expense	—	—	—	(2,211)	(2,211)

Income (loss) before provision for (benefit from) income taxes	(494,140)	757,917	(524,053)	1,085,964	1,271,451

Provision for (benefit from) income taxes	(204,570)	267,367	(250,082)	391,240	379,845

Net income (loss) for the period	(289,570)	490,550	(273,971)	694,724	891,606

Interest and dividend income earned from the Trust Account, attributable to common stock subject to possible redemption	(47,407)	—	(47,407)	—	(47,407)

Net income (loss) applicable to common stockholders	$(336,977)	$490,550	$(321,378)	$694,724	$844,203

Weighted average common shares outstanding subject to possible redemption	2,587,499	2,587,499	2,587,499	1,344,907	2,091,686

Net income (loss) per common share for shares subject to possible redemption	$0.02	$—	$0.02	$—	$0.02

Weighted average number of common shares outstanding, excluding shares subject to possible redemption:
Basic	7,912,501	7,912,501	7,912,501	5,013,118	6,749,257
Diluted	7,912,501	9,852,215	7,912,501	6,026,878	8,632,704

Net income (loss) per common share:
Basic	$(0.04)	$0.06	$(0.04)	$0.14	$0.13
Diluted	$(0.04)	$0.05	$(0.04)	$0.12	$0.10

See accompanying notes to interim condensed consolidated financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period January 30, 2007 (date of inception) to September 30, 2008

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Common shares issued to initial stockholders on February 13, 2007 at $0.013 per share	1,875,000	$188	$24,812	$—	$25,000

Proceeds from issuance of 2,000,000 warrants at $1 per warrant on May 23, 2007 in a private placement			2,000,000		2,000,000

Proceeds from issuance of an option to the underwriters on May 25, 2007			100		100

Sale of 7,500,000 units on May 25, 2007 at a price of $8 per unit, (including 2,249,999 shares subject to possible redemption)	7,500,000	750	59,999,250		60,000,000

Sale of 1,125,000 on June 7, 2007 at a price of $8 per unit, (including 337,500 shares subject to possible redemption)	1,125,000	113	8,999,887		9,000,000

Underwriters’s discount and offering costs related to the May 25, 2007 and June 7, 2007 sale of units (includes $1,690,500 payable upon a business combination)			(4,639,675)		(4,639,675)

Common stock issued in the sale of units on May 25, 2007 and June 7, 2007 subject to possible redemption, 2,587,499 shares			(20,350,492)		(20,350,492)

Net income for the period				1,165,577	1,165,577

Balances, at December 31, 2007	10,500,000	1,051	46,033,882	1,165,577	47,200,510

Accretion of common stock subject to redemption, attributable to interest and dividend income earned in Trust Account			(39,000)		(39,000)

Net loss for the period (unaudited)				(273,971)	(273,971)

Balances, at September 30, 2008 (unaudited)	10,500,000	$1,051	$45,994,882	$891,606	$46,887,539

See accompanying notes to interim condensed consolidated financial statements.

ARCADE ACQUISITION CORP

(a corporation in development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008	Period from January 30, 2007 (date of inception) to September 30, 2007	Period from January 30, 2007 (inception) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(273,971)	$694,724	$891,606

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred tax benefit	(712,756)	(38,000)	(780,584)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expenses	4,285	(39,362)	(21,209)
Accrued expenses	487,819	32,304	540,681
Income taxes payable	(217,755)	394,240	—
Net cash provided by (used in) operating activities	(712,378)	1,043,906	630,494

Net cash used in investing activites
Change in Investment in Trust Account	(61,254)	(68,080,540)	(67,993,024)

Cash provided by financing activities
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of private placement warrants	—	2,000,000	2,000,000
Proceeds from the public offering	—	69,000,000	69,000,000
Proceeds from notes payable, stockholders	—	225,000	225,000
Repayment of notes payable, stockholders	—	(225,000)	(225,000)
Payments of underwriters’ discount and offering costs	—	(2,949,177)	(2,949,177)
Proceeds from issuance of option	—	100	100
Net cash provided by financing activities	—	68,075,923	68,075,923

Net increase (decrease) in cash	(773,632)	1,039,289	713,393

Cash, beginning of period	1,487,025	—	—
Cash, end of period	$713,393	$1,039,289	$713,393

Supplemental cash flow information

Cash paid for:
Interest	$—	$2,211	$2,211
Income taxes	$696,285	$35,000	$1,176,285

Supplemental disclosure of non-cash financing activity

Deferred underwriters’ fees	$—	$1,690,500	$1,690,500

Accretion of common stock subject to possible redemption	$39,000	$—	$39,000

See accompanying notes to interim condensed consolidated financial statements.

ARCADE ACQUISITION CORP.

(a corporation in the development stage)

Notes to Interim Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.  Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All material intercompany balances and transactions have been eliminated in consolidation.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Arcade Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 30, 2007. The Company was formed to acquire, through a merger, asset acquisition, stock exchange or other similar business combination, an operating business (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Conbulk Corporation, see Note L.

At September 30, 2008, the Company has not commenced operations or generated any revenue.  All activity from inception through September 30, 2008 relates to the Company’s formation, capital raising, the initial public offering described below, and activities associated with identifying a Business Combination.  The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company currently generates non-operating income from interest and dividend income on investments held in an escrow account (the “Trust Account”), from the proceeds derived from the offering.

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

The Company signed a definitive agreement for the acquisition of a target business on September 19, 2008 (please see Note L) and intends to submit the transaction to its stockholders for their approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated. In the event a Business Combination is consummated, public stockholders voting against a Business Combination will be entitled to redeem their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on such interest income. However, voting against the Business Combination alone will not constitute an election to exercise a stockholder’s redemption rights. All of the Company’s stockholders prior to the Public Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock acquired by them prior to the Public Offering in accordance with the vote of the majority in interest of all other stockholders of the Company.

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

Common stock:

On May 15, 2007, the Company effected a 1.2-for-one stock split in the form of a stock dividend, which resulted in the issuance of an additional 312,500 shares to the Company’s initial stockholders.  The Company’s condensed consolidated financial statements give retroactive effect to the stock split.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets.

Investment in Trust Account:

Investment in Trust Account as of September 30, 2008 consisted primarily of U.S. government securities with maturities of 180 days or less and money market funds purchased without maturity.  The Company recognizes Investment in Trust Account as a non-current asset in the accompanying condensed consolidated balance sheets, and such assets totaled $67,993,024 as of September 30, 2008. Interest income is recorded on an accrual basis.

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

(b)  The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share in accordance with Emerging Issues Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). The basic and diluted net income per common share amount for the maximum number of shares subject to possible redemption is calculated by dividing interest income attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. The basic and diluted net income per common share amount for the shares outstanding not subject to possible redemption is calculated by dividing the income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

The effect of the 10,625,000 warrants outstanding (including 2,000,000 warrants issued in connection with the Private Placement) have been considered in the calculation of fully diluted income per share under the treasury stock method.  The 750,000 Units issued to the underwriters (see Note G) have been excluded from the calculation of fully diluted income, as the effect would be anti-dilutive.

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

As discussed in Note B, if the Company does not consummate a Business Combination by May 21, 2009, the Company’s corporate existence will cease and in the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated.  In accordance with EITF D-98, redeemable shares are not classified outside of permanent equity if the redemption causes a liquidation event.  Accordingly, 2,587,499 shares (30% of the shares sold in the Public Offering, minus 1 share) have been classified outside of permanent equity at redemption value. At September 30, 2008, the per share redemption value was approximately $7.88.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may, exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates:

The preparation of interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued accounting standards:

In December 2007, the Financial Accounting Standards Board( “FASB”) issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.  Upon the successful completion of a Business Combination, the Company will evaluate the potential application of SFAS 160.

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

The Company also complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

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

NOTE E—ACCRUED EXPENSES

Accrued expenses at September 30, 2008 totaled $540,679.  These expenses related to due diligence costs, franchise taxes, legal, accounting and printing costs, and trustee and transfer agent fees.

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

The Company has a service agreement with Arcade Partners, LLC, an affiliate of the Company’s officers and directors, whereby the Company pays a monthly service fee of $7,500. Such fee is to cover general and administrative services provided by the affiliate, including office space and utilities.  For the nine months ended September 30, 2008 and for the period January 30, 2007 (date of inception) to September 30, 2008, approximately $67,500  and $145,000, respectively, has been paid under this arrangement.

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

NOTE H—INCOME TAXES (BENEFIT)

For the nine months ended September 30, 2008 and the period January 30, 2007 (inception) to September 30, 2008, the components of the provision for income taxes (benefit) are as follows:

	For the nine months	For the period January 30, 2007
	ended	(inception) to
	September 30, 2008	September 30, 2008

Current:
Federal	$434,000	$1,088,000
State	29,000	73,000
Deferred:
Federal	(713,000)	(781,000)

	$(250,000)	$380,000

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures. As a result, deferred tax assets of approximately $712,000 and $781,000 at September 30, 2008 and for the period January 30,2007 (inception) to September 30, 2008, respectively, were established for these start-up expenditures.

NOTE I—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  As of September 30, 2008, the Company has not issued shares of its preferred stock.

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

NOTE K—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements” (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s condensed consolidated financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Assets Measured at Fair Value	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Investment in Trust Account	$67,993,024	$67,993,024	—	—

Total	$67,993,024	$67,993,024	$—	$—

The fair values of the Company’s Investment in Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the condensed consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE L—PROPOSED BUSINESS COMBINATION

On September 19, 2008, the Company entered into a Membership Interest Purchase and Sale Agreement and several related agreements (collectively, the “Acquisition Agreements”) pursuant to which it has agreed to purchase, through a newly-formed, wholly-owned, Marshall Islands subsidiary, Conbulk Corporation, (“Conbulk”), 10 containerships through the acquisition of 10 special purpose vehicles (each an “SPV”, and collectively, the “SPVs”) owned by a wholly-owned subsidiary of Palmosa Shipping Corporation, a global shipping company with management headquarters in Greece (“Palmosa”).  Each SPV is an offshore limited liability company owning a memorandum of agreement (each an “MOA”, and collectively, the “MOAs”) to acquire one container vessel.  Six of the MOAs are for the purchase of vessels from Palmosa and its affiliates and four of the MOAs are for the purchase of vessels from affiliates of Tsakos Shipping & Trading S.A., or Tsakos, a large global shipping company.  We refer to this acquisition of the SPV membership interests as the “Interest Acquisition” and the Interest Acquisition, together with the SPVs’ acquisition of the vessels pursuant to the MOAs, as the “Acquisition.”  In order to effectuate the Acquisition, Arcade and Conbulk will enter into an agreement and plan of merger (the “Merger Agreement”) on the date of the initial closing of the Acquisition, pursuant to which Arcade will merge with and into Conbulk immediately prior to the initial closing of the Acquisition, with Conbulk being the surviving entity (the “Redomiciliation Merger”).

The Acquisition is expected to be completed pursuant to several closings.  On the effective date of the Redomiciliation Merger and the Interest Acquisition, Conbulk, through the applicable SPVs, will close on MOAs to acquire at least two of the Palmosa vessels and accept delivery thereof.  The agreements provide that this initial closing must occur on or prior to January 30, 2009.  Conbulk expects to close on the other MOAs held by the SPVs and take delivery of the remaining vessels within several weeks after the initial closing of the Acquisition.

The aggregate purchase price for the Acquisition is $261,677,521, consisting of approximately $185,544,000 in cash and 9,661,614 common shares of Conbulk. The Palmosa principals have agreed to accept only stock for their equity interest in the Palmosa vessels.  The breakdown between cash and stock is an estimate based on an assumed December 31, 2008 closing for all of the Palmosa vessels and the associated debt balances.  To the extent closings occur after such date, the outstanding debt on the Palmosa vessels may be reduced by regularly scheduled principal amortization.  This will result in lowering the cash portion of the purchase price and correspondingly increasing the stock portion.  Any change in allocation between cash and stock will be calculated at $7.88 per share of Conbulk stock. Conbulk may issue up to an additional 3,500,000 common shares, subject to its achievement of certain annual earning targets during the fiscal years ending December 31, 2010 and 2011.

As required under its Amended and Restated Certificate of Incorporation, the Company will hold a special meeting of its stockholders to vote on the Redomiciliation Merger and the Acquisition (collectively, the “Business Combination”).  The Company cannot complete the Business Combination unless a majority of the shares of common stock voted by the holders of shares issued in connection with the Company’s initial public offering are voted in favor of the Business Combination and public stockholders owning less than 30% of the total number of shares sold in the initial public offering properly exercise their redemption rights.  Approval of the Redomiciliation Merger will require the affirmative vote of a majority of the outstanding shares of the Company.  Approval of the Acquisition will require the affirmative vote of a majority of the shares issued in Arcade’s initial public offering that are voted at the meeting.  The Company will not consummate the Redomiciliation Merger unless the Acquisition is also approved.  Similarly, the Company will not consummate the Acquisition unless the Redomiciliation Merger is also approved. Each of the Redomiciliation Merger and Acquisition will be voted on separately, but both must be approved for the Business Combination to be completed.

The Company intends to account for the Merger in accordance with the provisions of Statement of Financial Acountng No. 141R, “Business Combination.”  The Merger will be accounted for as a reverse merger.

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the board of Palmosa but are subject, among other things, to the approval of the Company’s stockholders, including a majority of the shares of common stock issued in its IPO.  In addition, the Merger may not be completed if holders of 30% or more of the shares sold in the IPO vote against the Merger and properly exercise their redemption rights.  There can be no assurance that the Merger will be consummated.   In connection with the Business Combination, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission.

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

Business Combination

On September 19, 2008, Arcade Acquisition Corp. (OTCBB: ACDQ), a Delaware corporation (“Arcade” or the “Company”), entered into a Membership Interest Purchase and Sale Agreement and several related agreements (collectively, the “Acquisition Agreements”) pursuant to which it has agreed to purchase, through a newly-formed, wholly-owned, Marshall Islands subsidiary, Conbulk Corporation, (“Conbulk”), 10 containerships through the acquisition of 10 special purpose vehicles (each an “SPV”, and collectively, the “SPVs”) owned by a wholly-owned subsidiary of Palmosa Shipping Corporation, a global shipping company with management headquarters in Greece (“Palmosa”).  Each SPV is an offshore limited liability company owning a memorandum of agreement (each an “MOA”, and collectively, the “MOAs”) to acquire one container vessel.  Six of the MOAs are for the purchase of vessels from Palmosa and its affiliates and four of the MOAs are for the purchase of vessels from affiliates of Tsakos Shipping & Trading S.A., or Tsakos, a large global shipping company.  We refer to this acquisition of the SPV membership interests as the “Interest Acquisition” and the Interest Acquisition, together with the SPVs’ acquisition of the vessels pursuant to the MOAs, as the “Acquisition.”  In order to effectuate the Acquisition, Arcade and Conbulk will enter into an agreement and plan of merger (the “Merger Agreement”) on the date of the initial closing of the Acquisition, pursuant to which Arcade will merge with and into Conbulk immediately prior to the initial closing of the Acquisition, with Conbulk being the surviving entity (the “Redomiciliation Merger”).

The aggregate purchase price for the Acquisition is $261,677,521, consisting of approximately $185,544,000 in cash and 9,661,614 common shares of Conbulk. The Palmosa principals have agreed to accept only stock for their equity interest in the Palmosa vessels.  The breakdown between cash and stock is an estimate based on an assumed December 31, 2008 closing for all of the Palmosa vessels and the associated debt balances.  To the extent closings occur after such date, the outstanding debt on the Palmosa vessels may be reduced by regularly scheduled principal amortization.  This will result in lowering the cash portion of the purchase price and correspondingly increasing the stock portion.  Any change in allocation between cash and stock will be calculated at $7.88 per share of Conbulk stock. Conbulk may issue up to an additional 3,500,000 common shares, subject to its achievement of certain annual earning targets during the fiscals years ending December 31, 2010 and 2011, all as more particularly described in the joint proxy statement/prospectus.

The Acquisition is expected to be completed pursuant to several closings.  On the effective date of the Redomiciliation Merger and the Interest Acquisition, Conbulk, through the applicable SPVs, will close on MOAs to acquire at least two of the Palmosa vessels and accept delivery thereof.  The agreements provide that this initial closing must occur on or prior to January 30, 2009.  Conbulk expects to close on the other MOAs held by the SPVs and take delivery of the remaining vessels within several weeks after the initial closing of the Acquisition.

As required under Arcade’s Amended and Restated Certificate of Incorporation, the Company will hold a special meeting of its stockholders to vote on the Redomiciliation Merger and the Acquisition (collectively, the “Business Combination”).  The Company cannot complete the Business Combination unless a majority of the shares of common stock voted by the holders of shares issued in connection with the Company’s initial public offering are voted in favor of the Business Combination and public stockholders owning less than 30% of the total number of shares sold in the initial public offering properly exercise their redemption rights.  Approval of the Redomiciliation Merger will require the affirmative vote of a majority of the outstanding shares of the Company.  Approval of the Acquisition will require the affirmative vote of a majority of the shares issued in Arcade’s initial public offering that are voted at the meeting.  The Company will not consummate the Redomiciliation Merger unless the Acquisition is also approved.  Similarly, the Company will not consummate the Acquisition unless the Redomiciliation Merger is also approved. Each of the Redomiciliation Merger and Acquisition will be voted on separately, but both must be approved for the Business Combination to be completed.

The Company intends to account for the Merger in accordance with the provisions of Statement of Financial Acountng No. 141R, “Business Combination.”  The Merger will be accounted for as a reverse merger.  As such, Palmosa is deemed to be the acquirer in the merger for accounting purposes and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Palmosa, recorded at its historical cost basis.

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the board of Palmosa but are subject, among other things, to the approval of the Company’s stockholders, including a majority of the shares of common stock issued in its IPO.  In addition, the Merger may not be completed if holders of 30% or more of the shares sold in the IPO vote against the Merger and properly exercise their redemption rights.  There can be no assurance that the Merger will be consummated.   In connection with the Business Combination, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission.

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

We may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares, in which case we may issue additional securities or incur debt in connection with such business combination.  Following our initial business combination, if cash on hand is insufficient, we may need additional funding to meet our working capital needs and satisfy our other obligations.

If we are unable to effect a business combination by May 21, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Results of Operations for the period January 30, 2007 (date of inception) to September 30, 2008, and for the three and nine months ended September 30, 2008

For the period from January 30, 2007 (date of inception) through September 30, 2008, we had net income of $891,606, derived from interest and dividend income less formation and operating expenses.

For the quarter ended September 30, 2008, we had a net loss of $289,570, derived from interest and dividend income less formation and operating expenses.

For the nine months ended September 30, 2008, we had a net loss of $273,971, derived from interest and dividend income less formation and operating expenses.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not engage in the sale of any unregistered securities during the three months ended September 30, 2008.

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

10.1

Membership Interest Purchase Agreement dated September 19, 2008, by and among the Company, Palmosa Shipping Corporation and TDB SPV LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated September 19, 2008)

10.2

Supplemental Agreement dated September 19, 2008, by and among the Company, Palmosa Shipping Corporation, TDB SPV LLC and each of the Palmosa affiliates selling vessels under certain memoranda of agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated September 19, 2008)

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

ARCADE ACQUISITION CORP.

November 12, 2008	By:	/s/ Jonathan Furer
Jonathan Furer
Chief Executive Officer